Form 10-Q
period 1995-06-30
BEST LOCK CORP
filed 1995-08-14
CIK 11814

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995

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

Indicate the number of shares outstanding of each of the registrant's classes of common, as of August 1, 1995.

               COMMON STOCK                       123,716.85 SHARES




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.FINANCIAL INFORMATION

Item 1.Financial Statements

       Condensed Consolidated Statements of Income for the three months
         ended June 30, 1995 and 1994                                       3

       Condensed Consolidated Statements of Income for the six months
         ended June 30, 1995 and 1994                                       4

       Condensed Consolidated Balance Sheets at June 30, 1995 and
         December 31, 1994                                                5-6

       Condensed Consolidated Statements of Shareholders' Equity at
         June 30, 1995 and December 31, 1994                                7

       Condensed Consolidated Statements of Cash Flows for the six months
         ended June 30, 1995 and 1994                                       8

       Notes to Condensed Consolidated Financial Statements              9-11

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      12-13


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  14

Item 5. Other Information                                                  14

Item 6. Exhibits and Reports on Form 8-K                                   14


SIGNATURE                                                                  15

                               BEST LOCK COMPANIES
                      BEST LOCK CORPORATION AND SUBSIDIARY
   BEST UNIVERSAL LOCK CO. ( A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES
     FRANK E. BEST, INC. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                                         Three Months Ended June 30
                                                                                            1995            1994
                                                                                        -------------   -------------
NET SALES                                                                              $   29,283,096  $   25,217,332

OPERATING EXPENSES
 Cost of goods sold                                                                        16,884,715      13,736,410
 Selling                                                                                    6,435,296       5,583,327
 General and administrative                                                                 4,786,088       3,224,177
 Engineering, research and development                                                        591,675         958,107
                                                                                        -------------   -------------
  Total operating expenses                                                                 28,697,774      23,756,021
                                                                                        -------------   -------------

OPERATING INCOME                                                                              585,322       1,461,311

 Interest expense                                                                            (225,492)         (1,398)
 Other income, net                                                                            104,233          56,551
                                                                                        -------------   -------------
INCOME before provision for income taxes                                                      464,063       1,516,464

 Provision for income taxes                                                                   172,480         675,534
                                                                                        -------------   -------------
NET INCOME, Best Lock Corporation and Subsidiary                                              291,583         840,930

 Minority interest in net income, Best Lock Corporation and Subsidiary                        (38,258)       (228,649)
 Corporate - Best Universal Lock Co. expense                                                  (10,306)         (1,312)
                                                                                        -------------   -------------
NET INCOME, Best Universal Lock Co. and Subsidiaries                                          243,019         610,969

 Minority interest in net income, Best Universal Lock Co. and Subsidiaries                    (52,005)       (136,674)
 Corporate - Frank E. Best, Inc. expense                                                      (12,336)         (1,144)
                                                                                        -------------   -------------
NET INCOME, Frank E. Best, Inc. and Subsidiaries                                       $      177,678 $       473,151
                                                                                        -------------   -------------
                                                                                        -------------   -------------

                                                                                      Best Universal Lock Co.
                                                                       Best Lock    ----------------------------    Frank E.
Earnings per common share:                                            Corporation     Series A       Series B      Best, Inc.
                                                                     -------------  -------------  -------------  -------------
Three months ended June 30, 1995                                    $        2.35 $         0.64 $         0.64 $         0.42
                                                                     -------------  -------------  -------------  -------------
                                                                     -------------  -------------  -------------  -------------

Three months ended June 30, 1994                                    $         6.41 $         1.58 $         1.58 $         0.79

                                                                     -------------  -------------  -------------  -------------
                                                                     -------------  -------------  -------------  -------------

Weighted average shares outstanding:
1995                                                                    124,260.08      78,774.16     300,000.00     420,764.51
                                                                     -------------  -------------  -------------  -------------
                                                                     -------------  -------------  -------------  -------------

1994                                                                    131,238.85      86,469.00     300,000.00     598,710.00
                                                                     -------------  -------------  -------------  -------------
                                                                     -------------  -------------  -------------  -------------

See accompanying notes to condensed consolidated financial statements.

                               BEST LOCK COMPANIES
                      BEST LOCK CORPORATION AND SUBSIDIARY
   BEST UNIVERSAL LOCK CO. ( A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES
     FRANK E. BEST, INC. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                                      Six Months Ended June 30
                                                                                        1995             1994
                                                                                    --------------  -------------
NET SALES                                                                          $   58,635,938  $   48,607,343

OPERATING EXPENSES
 Cost of goods sold                                                                    32,649,239      25,818,766
 Selling                                                                               13,923,733      12,366,671
 General and administrative                                                             8,828,958       6,637,600
 Engineering, research and development                                                  1,217,115       1,856,655
                                                                                    --------------  -------------
 Total operating expenses                                                              56,619,045      46,409,692
                                                                                    --------------  -------------

OPERATING INCOME                                                                        2,016,893       2,197,651

 Interest expense                                                                        (362,838)         (6,444)
 Other income, net                                                                        236,752         111,085
                                                                                    --------------  -------------
INCOME before provision for income taxes                                                1,890,807       2,302,292

 Provision for income taxes                                                               770,021         993,683
                                                                                    --------------  -------------
NET INCOME, Best Lock Corporation and Subsidiary                                        1,120,786       1,308,609

 Minority interest in net income, Best Lock Corporation and Subsidiary                   (214,008)       (355,811)
 Corporate - Best Universal Lock Co. expense                                              (10,402)         (1,623)
                                                                                    --------------  -------------
NET INCOME, Best Universal Lock Co. and Subsidiaries                                      896,376         951,175

 Minority interest in net income, Best Universal Lock Co. and Subsidiaries                245,337       (212,778)
 Corporate - Frank E. Best, Inc. expense                                                  (12,402)         (1,454)
                                                                                    --------------  -------------
NET INCOME, Frank E. Best, Inc. and Subsidiaries                                   $      638,637  $      736,943
                                                                                    --------------  -------------
                                                                                    --------------  -------------


                                                                                    Best Universal Lock Co.
                                                                     Best Lock    ----------------------------    Frank E.
Earnings per common share:                                          Corporation     Series A       Series B      Best, Inc.
                                                                   -------------  -------------  -------------  -------------
Six months ended June 30, 1995                                    $         8.89 $         2.35 $         2.35 $         1.37
                                                                   -------------  -------------  -------------  -------------
                                                                   -------------  -------------  -------------  -------------

Six months ended June 30, 1994                                             $9.97          $2.46          $2.46          $1.23
                                                                   -------------  -------------  -------------  -------------
                                                                   -------------  -------------  -------------  -------------
Weighted average shares outstanding:
1995                                                                  126,033.90      80,741.94     300,000.00     466,090.17
                                                                   -------------  -------------  -------------  -------------
                                                                   -------------  -------------  -------------  -------------

1994                                                                  131,238.85      86,469.00     300,000.00     598,710.00
                                                                   -------------  -------------  -------------  -------------
                                                                   -------------  -------------  -------------  -------------

See accompanying notes to condensed consolidated financial statements.

                      BEST LOCK CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------



                                                                 June 30           December 31
                                                                  1995                1994
                                                           ----------------    ----------------
CURRENT ASSETS:
 Cash and cash equivalents                                $       1,831,993   $       4,792,083
 Trade receivables:
   Direct                                                        12,047,692          11,680,289
   Sales representatives and other                                3,032,261           2,688,434
   Allowance for uncollectible accounts                            (254,513)           (244,829)
 Estimated refundable income taxes                                  366,979              68,407
 Current portion of notes receivable                                 84,189              81,987
 Inventories                                                     16,401,630          14,579,058
 Prepaid income taxes                                             3,169,531           3,566,922
 Other prepaid expenses                                             114,154             152,342
                                                           ----------------    ----------------
    Total current assets                                         36,793,916          37,364,693
                                                           ----------------    ----------------

PROPERTY, PLANT AND EQUIPMENT, at cost
 Land and buildings                                              14,058,398          13,934,021
 Machinery and equipment                                         29,103,496          29,725,748
 Tooling                                                          8,354,853           8,185,849
 Furniture, fixtures and other                                    9,229,234           8,398,681
 Construction work-in-progress                                    2,970,669             975,301
                                                           ----------------    ----------------
                                                                 63,716,650          61,219,600
 Less - accumulated depreciation                                (32,681,721)        (31,082,462)
                                                           ----------------    ----------------
    Total property, plant and equipment                          31,034,929          30,137,138
                                                           ----------------    ----------------

OTHER ASSETS
 Long-term notes receivable                                       3,290,037           3,280,332
 Other assets                                                     1,398,878             221,256
                                                           ----------------    ----------------

    Total assets                                          $      72,517,760   $      71,003,419
                                                           ----------------    ----------------
                                                           ----------------    ----------------


See accompanying notes to condensed consolidated financial statements.

                      BEST LOCK CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                June 30          December 31
                                                                 1995               1994
                                                          -----------------   ----------------
CURRENT LIABILITIES:
 Notes payable and current portion of long-term debt     $          115,140  $           2,500
 Current portion of retirement benefit obligations                1,370,923          1,381,967
 Trade accounts payable                                           2,459,609          1,641,302
 Customer advances                                                1,487,976          1,501,304
 Accrued liabilities:
  Income taxes                                                            -            868,407
  Property and other taxes                                          968,979            960,153
  Payroll and vacation pay                                        3,611,601          3,918,751
  Accrued severance                                                 309,031          2,394,593
  Accrued medical claims                                            910,000            850,000
  Other                                                             252,871            820,713
                                                          -----------------   ----------------
   Total current liabilities                                     11,486,130         14,339,690
                                                          -----------------   ----------------

LONG-TERM DEBT                                                   12,119,832           -
RETIREMENT BENEFIT OBLIGATION                                     4,099,375          4,444,971
DEFERRED INCOME TAXES                                             2,268,224          2,269,369
                                                          -----------------   ----------------
   Total liabilities                                             29,973,561         21,054,030
                                                          -----------------   ----------------

COMMON STOCK AND COMMON STOCK OF UNIVERSAL AND
 BEST, REDEEMABLE UNDER STOCK BONUS PLAN                          8,939,316          8,939,316
                                                          -----------------   ----------------

SHAREHOLDERS' EQUITY:
 Common stock, no par value, 200,000 shares
  authorized; 145,128.85 shares issued;
  123,716.85 shares outstanding 1995,
  131,185.85 shares outstanding 1994                              1,407,841          1,407,841

 Accumulated earnings                                            50,644,644         49,523,858

 Cumulative translation adjustment                                 (164,202)          (197,955)

 Common stock and common stock of Universal and
  Best, redeemable under Stock Bonus Plan                        (8,939,316)        (8,939,316)

 Treasury stock                                                  (9,344,084)          (784,355)
                                                          -----------------   ----------------
    Total shareholders' equity                                   33,604,883         41,010,073
                                                          -----------------   ----------------

    Total liabilities and shareholders' equity           $       72,517,760   $     71,003,419
                                                          -----------------   ----------------
                                                          -----------------   ----------------


See accompanying notes to condensed consolidated financial statements.

                      BEST LOCK CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------



                                                                     June 30         December 31
                                                                      1995              1994
                                                                -----------------  -----------------
COMMON STOCK, no par value, 200,000 shares
 authorized; 145,128.85 shares issued;
 123,716.85 shares outstanding 1995,
 131,185.85 shares outstanding 1994                            $       1,407,841  $       1,407,841
                                                                -----------------  -----------------

ACCUMULATED EARNINGS:
 Balance at beginning of year                                         49,523,858         48,024,394
 Net income (six months ended June 30, 1995
  and twelve months ended December 31, 1994)                           1,120,786          2,208,155
 Cash dividends (see below)                                                    -           (708,691)
                                                                -----------------  -----------------
 Balance at end of period                                             50,644,644         49,523,858
                                                                -----------------  -----------------

COMMON STOCK REDEEMABLE UNDER
 STOCK BONUS PLAN                                                     (8,939,316)        (8,939,316)
                                                                -----------------  -----------------

CUMULATIVE TRANSLATION ADJUSTMENT                                       (164,202)          (197,955)
                                                                -----------------  -----------------

TREASURY STOCK
 Balance at beginning of year                                           (784,355)          (763,950)
 Shares purchased                                                     (8,559,729)           (20,405)
                                                                -----------------  -----------------
 Balance at end of period                                             (9,344,084)          (784,355)
                                                                -----------------  -----------------
  Total shareholders' equity                                   $      33,604,883  $      41,010,073
                                                                -----------------  -----------------
                                                                -----------------  -----------------

Cash dividends per share:                                      $            0.00  $            5.40
                                                                -----------------  -----------------
                                                                -----------------  -----------------


See accompanying notes to condensed consolidated financial statements.

                      BEST LOCK CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                        Six Months Ended June 30
                                                                  -----------------------------------
                                                                        1995                1994
                                                                  ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                                    $    57,786,506     $    48,275,730
 Cash paid to suppliers and employees                                (59,875,573)        (42,095,966)
 Interest received                                                       346,864              94,776
 Interest paid                                                          (257,227)             (6,369)
 Income taxes paid                                                    (1,541,888)            712,262
                                                                  ---------------     ---------------
  Net cash provided by operating activities                           (3,541,318)          6,980,433
                                                                  ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property, plant and equipment                      81,351             155,245
 Capital expenditures                                                 (3,176,596)         (1,870,571)
 Net from long-term investments                                                -          (3,400,000)
                                                                  ---------------     ---------------
  Net cash used in investing activities                               (3,095,245)         (5,115,326)
                                                                  ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings against unsecured line of credit                          12,000,000             -
 Other borrowings                                                        232,472             -
 Purchase of treasury stock                                           (8,559,729)            -
                                                                  ---------------     ---------------
  Net cash used in financing activities                                3,672,743             -
                                                                  ---------------     ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    3,730              (6,927)
                                                                  ---------------     ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               (2,960,090)          1,858,180
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         4,792,083           1,602,492
                                                                  ---------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $     1,831,993     $     3,460,672
                                                                  ---------------     ---------------
                                                                  ---------------     ---------------


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
 Net income                                                      $     1,120,786     $     1,308,609
 Adjustments-
  Depreciation and amortization                                        2,227,037           2,294,674
  Provision for losses on accounts receivable                             55,242              47,587
  Gain on sale of property, plant and equipment                           (1,814)             (3,960)
 Changes in assets and liabilities-
  (Increase) decrease in:
  Accounts and notes receivable                                         (737,505)           (343,962)
  Refundable income taxes                                               (298,572)            800,000
  Inventories                                                         (1,803,796)            583,965
  Prepaid income taxes and other expenses                                435,579              37,943
  Other assets                                                        (1,204,322)            (45,333)
 Increase (decrease) in:
  Accounts payable, customer advances and accrued liabilities         (2,106,627)          1,524,915
  Income taxes payable                                                  (867,541)            856,928
  Deferred income taxes                                                   (1,145)             42,000
  Retirement benefit and benefit obligation                             (356,640)           (122,933)
                                                                  ---------------     ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        $    (3,541,318)    $     6,980,433
                                                                  ---------------     ---------------
                                                                  ---------------     ---------------

See accompanying notes to condensed consolidated financial statements.

                               BEST LOCK COMPANIES

                      BEST LOCK CORPORATION AND SUBSIDIARY
    BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
      FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to fairly present the results of operations for the three and six month periods ended June 30, 1995 and 1994, the Company's financial position at June 30, 1995 and December 31, 1994, and the cash flows for the six month periods ended June 30, 1995 and 1994. These adjustments are of a normal recurring nature.

     Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1994 Form 10-K.

     The results for the three and six months ended June 30, 1995 are not necessarily indicative of future financial results.

     The condensed consolidated financial statements for each parent company in the Best Lock Companies (the Company) include their respective subsidiaries as indicated below:

                                                                Percent Owned
       Parent Company               Subsidiaries             as of June 30, 1995
       --------------               ------------             -------------------
     Frank E. Best, Inc.       Best Universal Lock Co.                  79%
        (Best)

     Best Universal Lock       Best Lock Corporation                    77%
        Co. (Universal)

     Best Lock                 Best Universal Locks Limited (Canada)   100%
        Corporation (Lock)


2.  INCOME TAXES

The effective tax rates for the second quarters of 1995 and 1994 were 37.2 and
44.5 percent, respectively. The effective tax rates for the six months ended June 30, 1995 and 1994 were 40.7 and 43.2 percent, respectively. The effective tax rates are higher than the U.S. Federal statutory rate of 34% due to a higher tax rate in Canada and state income taxes.

3.  FINANCING AND RELATED PARTY ARRANGEMENTS

     The Company entered into a new unsecured line of credit agreement on February 15, 1995. The new credit agreement expires on February 15, 2002 and bears interest at a variable rate, based upon the prime rate, LIBOR or the Federal Funds rate, at the Company's election. The variable rate also fluctuates based upon the amounts borrowed under the credit agreement. The Company is subject to the maintenance of certain financial ratio covenants under terms of the credit agreement. The amounts available under this credit agreement are $25,000,000 through February 14, 1998 less $3,750,000 for each one year period thereafter until expiration. Borrowings under the credit agreement are convertible, at the Company's option, into term notes ranging from five to seven years, up through February 14, 1998. The Company borrowed $12,000,000 under this agreement on February 15, 1995. The interest on these borrowings is based on LIBOR, and was 7.43% as of June 30, 1995.

4.  REDEMPTION OF BEST UNIVERSAL LOCK CO. STOCK

     On July 1, 1995, Best Universal Lock Co., redeemed all 63 shares of its outstanding preferred stock at $105 per share plus cumulative dividend, for a total of $7,056. Best Universal Lock Co. is the parent of Best Lock Corporation and is the subsidiary of Frank E. Best, Inc.

5.  RECLASSIFICATIONS

     Certain reclassifications have been made to the condensed consolidated balance sheet and statement of income for the three and six months ended June 30, 1994 to conform to the current year presentation.

6.  OTHER MATTERS

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

ANALYSIS OF RESULTS OF OPERATIONS

Sales for the second quarter of 1995 increased $4 million (16%) over the same period of 1994. Year to date sales for 1995 are 21% higher than 1994. Sales from the manufacturing division (BLM) to independent distributors and Authorized Contract Construction Dealers accounted for substantially all of the second quarter increase. Sales at the company's distribution division (BLS) increased 1% in the second quarter over 1994.

The gross profit on sales for the second quarter of 1995 was $917,000 higher than the second quarter of 1994, but decreased to 42.3% of sales, compared to 45.5% in the prior year. The year to date gross profit percentage was 44.3% in 1995 and 46.9% in 1994. Increased sales accounted for approximately
$2.3 million of the $3.1 million increase in the cost of goods sold for the quarter and $5.6 million of the year to date increase. Increases in the costs of purchased parts and outside labor in the BLM division, mainly attributable to inefficiencies involving the re-engineering of certain processes in the manufacture of the Company's lever-handle cylindrical lock, accounted for the remainder of the increase in costs.

Operating income in the second quarter of 1995 declined by $876,000 (60%) to 2.0% of net sales from 5.8% for the same period in 1994. Selling and administrative expenses increased by $2.2 million, or 23.8%, in the second quarter. Higher salaries and wages accounted for approximately $400,000 of the increase. The Company is also in the process of implementing software for the order processing, inventory management, and accounting functions, which increased professional fees by $600,000 in the second quarter and $900,000 for the first six months.

Engineering expenses decreased by $366,000 (38.2%) over the second quarter of 1994, due to reductions in personnel associated with the development of certain product lines and lower expenditures for engineering-related professional fees .

The Company's effective tax rate was 37.2% in the second quarter of 1995 as compared to 44.5% for the same period in 1994. The effective tax rates are higher than the U.S. Federal statutory rate of 34% due to a higher tax rate in Canada and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased by $2.3 million, due to the utilization of the unsecured line of credit, as discussed in Note 3 to the condensed consolidated financial statements, and to a decrease in current liabilities associated with payments primarily related to the resignations discussed in Note 6 to the condensed consolidated financial statements. These payments also resulted in an improvement in the current ratio from 2.6:1 at December 31, 1994 to 3.2:1 at June 30, 1995.

Days sales outstanding decreased to 45 days from 55 days at December 31, 1994 due to an overall improvement in collections, most of which occurred in the first quarter. Inventory turns of 4.2 in the second quarter of 1995 were the same as second quarter of 1994. Inventory levels increased by $1.8 million in the second quarter of 1995, mainly attributable to increased quantities on hand and to an increase in the cost of direct materials and overhead in inventory.

Capital expenditures for the first six months of 1995 were $3.2 million. Capital spending is projected to total between $5.0 and $7.0 million for the year. This total includes approximately $3.0 million for enhanced computer systems and related software.

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

PART II.  OTHER INFORMATION


ITEM 1.LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company's Form 10-K for the year ended December 31, 1994. Best Lock Corporation vs. ILCO - Unican Corporation (Federal District Court, Indianapolis, IN, Cause No. IP-93-1092C). This action by the Company against ILCO, a North Carolina corporation, charges ILCO with infringement of Best's patent, trade dress and trademark rights in certain patented keys and other keys, and with unfair competition.

In the course of the trial, the Court severed the trade dress, trademark and unfair competition claims from the patent claims. To date, only the patent claims have been litigated. On August 2, 1995, the Court issued an "Entry of Judgment" dismissing the entire cause with prejudice.

With respect to the patent claims the court issued a "Memorandum Opinion" on August 2, 1995, holding the patents in suit, Utility Patent 5,136,869 and Design Patent D327,636 invalid. Currently the keys involved in the infringement suit remain covered by a Utility Patent (5,272,895) that was issued by the U.S. Patent and Trademark Office during the course of the abovementioned trial and not subject to that litigation or the Court's opinion of August 2, 1995.

If the "Entry of Judgement" is upheld, the Company believes there will be no material adverse impact on the consolidated financial position or results of operations. Annual sales of the product since its introduction have not been significant.

ITEM 5.  OTHER INFORMATION


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K
A Form 8-K was filed on March 2, 1995 for each of the companies (Lock, Universal and Best) to reflect the transaction described in Note 5 above.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BEST LOCK CORPORATION
                                        ---------------------
                                             (Registrant)


Date:  August 14, 1995                  By:  /s/ Gregg A. Dykstra.
       ---------------                           -----------------
                                             Secretary/Treasurer


                                             /s/ Paula J. Tinkey
                                                 ---------------
                                             Manager of Accounting