Form 10-Q
period 1997-03-31
BEST LOCK CORP
filed 1997-05-15
CIK 11814

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


                [ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1997

                                          OR

                [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        of the securities exchange act of 1934

          For the transition period from                 to
                                        ----------------   ----------------

                            Commission file number 0-1491
                                BEST LOCK CORPORATION
                (Exact name of registrant as specified in its charter)



                   DELAWARE                                35-1092570
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)               Identification No.)


    P.O. BOX 50444, INDIANAPOLIS, INDIANA                     46250
    (Address of principal executive offices)                (Zip Code)


  Registrant's telephone number, including area code:     (317) 849-2250


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes /X/   No / /

Indicate the number of shares outstanding of each of the registrant's classes of common, as of April 24,1997.

                   COMMON STOCK                  120,653.85 SHARES


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        INDEX


                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income (Loss) for the
           three months ended March 31, 1997 and March 31, 1996            3

         Condensed Consolidated Balance Sheets at March 31, 1997 and
           December 31, 1996                                             4-5

         Condensed Consolidated Statements of Shareholders' Equity at
           March 31, 1997 and December 31, 1996                            6

         Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 1997 and 1996                            7

         Notes to Condensed Consolidated Financial Statements            8-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               11

Item 6.  Exhibits and Reports on Form 8-K                                11


SIGNATURE                                                                12

                         BEST LOCK CORPORATION AND SUBSIDIARY
      BEST UNIVERSAL LOCK CO. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES
        FRANK E. BEST, INC. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                     (Unaudited)

--------------------------------------------------------------------------------

                                                                                   Three Months Ended March 31
                                                                                  -----------------------------
                                                                                       1997           1996
                                                                                  --------------  -------------
NET SALES                                                                        $   33,049,931  $  27,287,087

COST OF GOODS SOLD                                                                   17,401,747     15,436,105
                                                                                  --------------  -------------
GROSS MARGIN                                                                         15,648,184     11,850,982

OPERATING EXPENSES
 Selling                                                                              8,216,792      8,685,191
 General and administrative                                                           5,006,509      4,280,119
 Engineering, research and development                                                  179,481        428,058
                                                                                  --------------  -------------
  Total operating expenses                                                           13,402,782     13,393,368
                                                                                  --------------  -------------

OPERATING INCOME (LOSS)                                                               2,245,402     (1,542,386)

 Interest expense                                                                      (266,587)      (300,289)
 Other income, net                                                                       64,617         81,552
                                                                                  --------------  -------------
INCOME (LOSS) before provision for income taxes                                       2,043,432     (1,761,123)

  Provision (benefit) for income taxes                                                  863,463       (669,344)
                                                                                  --------------  -------------
NET INCOME (LOSS), Best Lock Corporation and Subsidiary                               1,179,969     (1,091,779)

  Minority interest in net (income) loss, Best Lock Corporation and Subsidiary         (245,449)       234,298
  Corporate - Best Universal Lock Co. (expense)                                          (7,917)        (6,448)
                                                                                  --------------  -------------
NET INCOME (LOSS), Best Universal Lock Co. and Subsidiaries                             926,603       (863,929)

  Minority interest in net (income) loss, Best Universal Lock Co. and Subsidiaries     (153,655)       145,475
  Corporate - Frank E. Best, Inc. income (expense)                                       21,957         21,066
                                                                                  --------------  -------------
NET INCOME (LOSS), Frank E. Best, Inc. and Subsidiaries                          $      794,905  $    (697,388)
                                                                                  --------------  -------------
                                                                                  --------------  -------------

                                                                           Best Universal Lock Co.
                                                            Best Lock     -------------------------    Frank E.
                                                           Corporation     Series A      Series B     Best, Inc.
                                                           -----------    ----------    ----------    ----------
Earnings (loss) per common share, three months ended:
March 31, 1997                                            $       9.71   $      2.57   $      2.57   $      2.89
                                                           -----------    ----------    ----------    ----------
                                                           -----------    ----------    ----------    ----------

March 31, 1996                                            $      (8.97)  $     (2.39)  $     (2.39)  $     (2.53)
                                                           -----------    ----------    ----------    ----------
                                                           -----------    ----------    ----------    ----------

Weighted average shares outstanding, three months ended:
March 31, 1997                                              121,517.24     60,588.76     300,000.00    274,999.05
                                                           -----------    ----------    ----------    ----------
                                                           -----------    ----------    ----------    ----------

March 31, 1996                                              121,653.85     60,739.31    300,000.00    275,408.89
                                                           -----------    ----------    ----------    ----------
                                                           -----------    ----------    ----------    ----------

See accompanying notes to condensed consolidated financial statements.

                         BEST LOCK CORPORATION AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

--------------------------------------------------------------------------------

                                           March 31           December 31
                                             1997                1996
                                          -------------    ----------------

CURRENT ASSETS
 Cash and cash equivalents               $   2,290,542    $      2,049,022
 Trade receivables
  Direct                                    15,058,419          15,453,983
  Sales representatives and other            3,151,732           2,486,882
  Allowance for uncollectible accounts        (233,373)           (244,866)
Estimated refundable income taxes               51,335              51,632
Current portion of notes receivable             54,126              64,909
Inventories                                 13,866,833          13,779,015
Prepaid income taxes                         2,920,333           3,224,592
Other prepaid expenses                         546,817             490,872
                                          -------------    -----------------
   Total current assets                     37,706,764          37,356,041
                                          -------------    -----------------

PROPERTY, PLANT AND EQUIPMENT, at cost
 Land and buildings                         14,152,229          14,155,116
 Machinery and equipment                    27,800,125          27,810,609
 Tooling                                     8,831,332           8,633,648
 Furniture, fixtures and other              12,456,240          12,314,557
 Construction work-in-progress                 464,521             184,311
                                          -------------    -----------------
                                            63,704,447          63,098,241
Less - accumulated depreciation            (37,470,879)        (36,202,495)
                                          -------------    -----------------
    Total property, plant and equipment     26,233,568          26,895,746
                                          -------------    -----------------

OTHER ASSETS
 Long-term notes receivable                  3,303,799           3,303,799
 Other assets                                1,295,546           1,326,957
                                          -------------    -----------------

    Total assets                         $  68,539,677       $  68,882,543
                                          -------------    -----------------
                                          -------------    -----------------


See accompanying notes to condensed consolidated financial statements.

                         BEST LOCK CORPORATION AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

--------------------------------------------------------------------------------

                                                    March 31       December 31
                                                      1997            1996
                                                    -----------    -----------

CURRENT LIABILITIES
 Current portion of retirement benefit obligations    1,358,124      1,364,671
 Accounts payable                                     3,170,436      2,685,191
 Customer advances                                    1,912,630      1,849,175
 Accrued liabilities
  Income taxes                                        1,021,581        923,254
  Property and other taxes                            1,105,695        876,669
  Payroll and vacation pay                            3,018,913      4,413,772
  Accrued medical claims                                750,000        750,000
  Accrued warranty                                      843,428        998,835
  Other                                                 593,209      1,155,766
                                                    -----------    -----------
   Total current liabilities                         13,774,016     15,017,333
                                                    -----------    -----------

LONG-TERM DEBT                                       15,000,000     15,000,000
RETIREMENT BENEFIT OBLIGATION                         3,108,880      3,213,399
DEFERRED INCOME TAXES                                 2,248,997      2,305,265
                                                    -----------    -----------
   Total liabilities                                 34,131,893     35,535,997
                                                    -----------    -----------

COMMON STOCK AND COMMON STOCK OF UNIVERSAL
 REDEEMABLE UNDER STOCK BONUS PLAN                    6,083,413      6,083,413
                                                    -----------    -----------

SHAREHOLDERS' EQUITY
 Common stock, no par value, 200,000 shares
  authorized; 145,128.85 shares issued; 120,653.85
  shares outstanding                                  1,407,841      1,407,841

 Accumulated earnings                                48,645,561     47,568,339

 Cumulative translation adjustment                     (244,589)      (228,605)

 Common stock and common stock of Universal
  redeemable under Stock Bonus Plan                  (6,083,413)    (6,083,413)

 Treasury stock                                     (15,401,029)   (15,401,029)
                                                    -----------    -----------
    Total shareholders' equity                       28,324,371     27,263,133
                                                    -----------    -----------

    Total liabilities and shareholders' equity     $ 68,539,677   $ 68,882,543
                                                    -----------    -----------
                                                    -----------    -----------


See accompanying notes to condensed consolidated financial statements.

                         BEST LOCK CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     (Unaudited)


--------------------------------------------------------------------------------

                                                    March 31     December 31
                                                      1997          1996
                                                   -----------    -----------

COMMON STOCK, no par value, 200,000 shares
 authorized; 145,128.85 shares issued; 120,653.85
 shares outstanding                               $  1,407,841   $  1,407,841
                                                   -----------    -----------

ACCUMULATED EARNINGS
 Balance at beginning of year                       47,568,339     44,826,657
 Net income - (three months ended March 31, 1997
  and twelve months ended December 31, 1996)         1,179,969      3,454,613
 Cash dividends received                               -              211,859
 Cash dividends paid                                   -             (653,938)
 Additional minimum liability for pension             (102,747)      (270,852)
                                                   -----------    -----------
 Balance at end of period                           48,645,561     47,568,339
                                                   -----------    -----------

COMMON STOCK AND COMMON STOCK OF UNIVERSAL
 REDEEMABLE UNDER STOCK BONUS PLAN                  (6,083,413)    (6,083,413)
                                                   -----------    -----------

CUMULATIVE TRANSLATION ADJUSTMENT                     (244,589)      (228,605)
                                                   -----------    -----------

TREASURY STOCK
 Balance at beginning of year                      (15,401,029)   (14,810,661)
 Shares purchased                                      -             (590,368)
                                                   -----------    -----------
 Balance at end of period                          (15,401,029)   (15,401,029)
                                                   -----------    -----------

  Total shareholders' equity                      $ 28,324,371   $ 27,263,133
                                                   -----------    -----------
                                                   -----------    -----------


Cash dividends per share                          $    -         $       5.42
                                                   -----------    -----------
                                                   -----------    -----------


See accompanying notes to condensed consolidated financial statements.

                         BEST LOCK CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                     Three Months Ended March 31
                                                                   ---------------------------------
                                                                        1997              1996
                                                                   -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Cash received from customers                                     $  32,747,839       $  26,230,984
 Cash paid to suppliers and employees                               (30,999,252)        (27,440,690)
 Interest received                                                       18,144              53,141
 Interest paid                                                         (286,711)           (378,085)
 Income taxes refunded (paid)                                          (516,594)            426,659
                                                                   -------------       -------------
  Net cash provided by (used in) operating activities                   963,426          (1,107,991)
                                                                   -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures, net                                             (713,695)           (517,865)
                                                                   -------------       -------------
  Net cash used in investing activities                                (713,695)           (517,865)
                                                                   -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings against unsecured line of credit                          2,900,000          14,100,000
 Payments on unsecured line of credit                                (2,900,000)        (13,580,843)
                                                                   -------------       -------------
  Net cash provided by financing activities                                 -               519,157
                                                                   -------------       -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (8,211)             (4,707)
                                                                   -------------       -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 241,520          (1,111,406)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        2,049,022           1,348,876
                                                                   -------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   2,290,542       $     237,470
                                                                   -------------       -------------
                                                                   -------------       -------------

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
 Net income (loss)                                                $   1,179,969       $  (1,091,779)
 Adjustments-
  Depreciation and amortization                                       1,419,249           1,363,116
  Provision for losses on accounts receivable                            27,191              13,950
  Loss on sale of property, plant and equipment                          14,224              47,192
  Deferred income taxes                                                 247,991             411,282
 Changes in assets and liabilities-
  (Increase) decrease in
   Accounts and notes receivable                                       (362,789)         (1,131,707)
   Refundable income taxes                                                  298            (347,413)
   Inventories                                                          (92,604)            219,885
   Prepaid income taxes and other                                         2,038              77,269
   Other assets                                                         (29,945)               (790)
 Increase (decrease) in
   Accounts payable, customer advances and accrued liabilities       (1,326,964)            (36,859)
   Income taxes payable                                                  98,581            (307,293)
   Retirement benefit obligation                                       (111,066)           (324,844)
   Additional minimum liability for pension                            (102,747)            -
                                                                   -------------       -------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  $     963,426       $  (1,107,991)
                                                                   -------------       -------------
                                                                   -------------       -------------


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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

    The accompanying condensed consolidated financial statements have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to fairly present the results of operations for the three-month periods ended March, 31, 1997 and 1996, the Company's financial position at March 31, 1997 and December 31, 1996, and the cash flows for the three-month periods ended March, 31, 1997 and 1996. These adjustments are of a normal recurring nature.

    Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Form 10-K.

    The results for the first quarter of 1997 are not necessarily indicative of future financial results.

    The condensed consolidated financial statements for each parent company in the Best Lock Companies (the Company) include their respective subsidiaries as indicated below:

                                                             Percent Owned
    Parent Company                Subsidiaries            As of March, 31, 1997
    --------------                ------------            ---------------------

   Frank E. Best, Inc.     Best Universal Lock Co.                  83%
    (Best)

   Best Universal Lock     Best Lock Corporation                    79%
    Co. (Universal)

   Best Lock               Best Universal Locks Limited (Canada)   100%
    Corporation (Lock or the Company)


2.  INCOME TAXES

The effective tax rate for the first quarter of 1997 was 42.2%, compared with (38.0)% for the first quarter of 1996. Foreign tax expense provided on the first quarter 1996 income in Canada decreased the benefit generated on the first quarter 1996 loss in the United States. The effective tax rates are higher than the U.S. Federal statutory rate of 34% due to a higher tax rate in Canada and state income taxes.

3.  FINANCING ARRANGEMENTS

    The Company entered into a $25.0 million line of credit agreement on February 15, 1995, which was amended effective December 31, 1996 and December 31, 1995. The agreement expires on May 5, 1998 and bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election. The line of credit is secured by a blanket lien on all accounts and notes receivable, inventory, machinery and equipment, and intangible assets with a negative pledge on real estate. The agreement contains financial covenants including those relating to debt service coverage, tangible net worth, and liabilities to tangible net worth. As of March 31, 1997 and December 31, 1996, the Company was in compliance with all required covenants.

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

ANALYSIS OF RESULTS OF OPERATIONS

Sales for the first quarter of 1997 were $5.8 million higher than the same period of 1996. Higher sales from the manufacturing division (BLM) to independent distributors and Authorized Contract Construction Dealers accounted for approximately $2.7 million of the increase. Sales from the distribution division (BLS) to end users increased approximately $3.0 million over the same period of 1996, mainly due to higher sales of electronic access control products.

The gross profit on sales improved to 47.3% of sales, compared to 43.4% in the prior year. Higher absorption of fixed costs in the BLM division, due to the increased sales, caused most of the improvement in the gross profit percentage. Margins were also impacted favorably by $168,000 in the first quarter of 1997 due to a change in the Company's method for accounting for vacation benefits. Prior to 1997, vacation was earned in one year and taken in the next. Effective in 1997, vacation will be earned and taken in the same year.

Operating income (loss) increased $3.8 million to 6.8% of sales from (5.7)% for the same period in 1996, mainly due to the higher sales and improved gross margin percentage. Selling, general and administrative, and engineering expenses were flat in the first quarter of 1997 compared to 1996. Expenditures for freight out, sales commissions, seminars and training and professional fees increased approximately $794,000 over the prior year, but were offset by lower salaries, wages and fringe benefits of approximately $748,000. The lower expenditures for salaries, wages and fringe benefits in 1997 is due to the separation of 63 employees during 1996 under a plan that was announced in 1995. The change in the method for accounting for vacation, described above, also positively impacted selling, general and administrative, and engineering expenses by $237,000 during the first quarter of 1997. This change will result in a one-time benefit to the Company of approximately $2.2 million for the year.

The effective tax rate for the first quarter of 1997 was 42.2%, compared with (38.0)% for the first quarter of 1996. Foreign tax expense provided on the first quarter 1996 income in Canada decreased the benefit generated on the first quarter 1996 loss in the United States. The effective tax rates are higher than the U.S. Federal statutory rate of 34% due to a higher tax rate in Canada and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity continues to be strong for the first quarter of 1997. Working capital increased by approximately $1.5 million, mainly due to payouts of payroll and vacation that were accrued at December 31, 1996. The current ratio of 2.7:1 at March, 31, 1997 improved slightly from the ratio of 2.5:1 at December 31, 1996. Cash and cash equivalents increased by $242,000. Inventory turns declined slightly to 5.0 in the first quarter of 1997, compared to 5.5 in the first quarter of 1996.

Capital expenditures for the first quarter of 1997 were $707,000. Capital spending is projected to total approximately $4.0 million for the year. The Company plans to meet its 1997 working capital and capital expenditure requirements through funds from operations and from its existing credit facility.


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company's Form 10-K for the year ended December 31, 1996. There have been no new legal proceedings initiated during the quarter, nor has there been a change in status or termination of any previously reported legal proceeding.


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


                                       BEST LOCK CORPORATION
                                       ---------------------
                                            (Registrant)


Date:  May 15, 1997                    By:
                                              /s/ Stephen J. Cooper
                                                  -----------------
                                                      Treasurer


                                              /s/ Paula J. Tinkey
                                                  ---------------
                                                      Controller